Form 10-K
period 2024-03-31
Honda Auto Receivables 2021-1 Owner Trust
filed 2024-06-21
CIK 1840882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

(a)
Item 1, Business
(b)
Item 1A, Risk Factors and Item 1C, Cyber Security
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

Honda Auto Receivables 2021-1 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 21, 2024		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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